Form 10-Q
period 1998-06-30
RVN INC
filed 1998-08-12
CIK 1053807

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                      Commission file number 333-44515-03

                                   RVN, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                        51-0378026
-------------------------------                 -----------------------------
(State or other jurisdiction of                 (IRS employer identification
incorporation or organization)                  number)

                           1105 North Market Street
                          Wilmington, Delaware  19801
                                 (302)427-7694
         -------------------------------------------------------------
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               (Not Applicable)
  ---------------------------------------------------------------------------
  (Former name, former address, and former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No
                                       ------       ------

As of August 13, 1998 there were 1,000 total shares of common stock outstanding.


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes        No
                          ------    ------

                                   RVN, INC.
                                   FORM 10-Q
                                     INDEX
================================================================================

                                                                            Page
                                                                            ----

PART I          FINANCIAL INFORMATION
------

ITEM 1.         Balance Sheets at June 30, 1998 (unaudited)
                and December 31, 1997......................................  3
                Statements of Income for the
                Three Months Ended June 30, 1998 (unaudited)
                and June 30, 1997 (unaudited) and the
                Six Months Ended June 30, 1998 (unaudited)
                and June 30, 1997 (unaudited)..............................  3
                Statements of Cash Flows for the Six
                Months Ended June 30, 1998 (unaudited) and
                June 30, 1997 (unaudited)..................................  4
                Notes to Financial Statements..............................  5

ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................  6

PART II         OTHER INFORMATION
-------

ITEM 6.         Exhibits and Reports on Form 8-K...........................  7

                Exhibit Index..............................................  8

                Signature..................................................  9

                                    PART I
                                    ------
ITEM 1.
-------
                                   RVN, INC
                                Balance Sheets
                   (dollars in thousands, except share data)

                                                             June 30,    December 31,
                                                               1998          1997
                                                            -----------  ------------
                                                            (unaudited)
     ASSETS
       Cash and cash equivalents                                $   14         $   11
       Royalty receivable                                        2,688          1,880
                                                                ------         ------
          TOTAL ASSETS                                          $2,702         $1,891
                                                                ======         ======

     LIABILITIES AND SHAREHOLDER'S EQUITY

       Accounts payable and accrued expenses                    $  927         $  643

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDER'S EQUITY:
       Common stock, $1 par value; 3,000 shares
         authorized; 1,000 shares issued and outstanding             1              1
       Additional paid-in capital                                   64             64
       Retained earnings                                         1,710          1,183
                                                                ------         ------
          Total shareholder's equity                             1,775          1,248
                                                                ------         ------
           TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY           $2,702         $1,891
                                                                ======         ======


                                   RVN, INC.
                              Statements of Income
                             (dollars in thousands)
                                  (unaudited)


                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                 -----------------------------  ---------------------------
                                      1998           1997           1998           1997
                                 --------------  -------------  -------------  ------------
 REVENUES:
   Royalty revenue                     $ 7,078        $ 5,362        $12,407       $ 9,910
   Other income                              -              1              1             4
                                       -------        -------        -------       -------
    Total revenues                       7,078          5,363         12,408         9,914

 EXPENSES:
   General and administrative                4              6             11            20
                                       -------        -------        -------       -------

 Income before income tax                7,074          5,357         12,397         9,894
 Income tax expense                     (2,500)        (1,868)        (4,385)       (3,456)
                                       -------        -------        -------       -------

 NET INCOME                            $ 4,574        $ 3,489        $ 8,012       $ 6,438
                                       =======        =======        =======       =======


                      See notes to financial statements.

                                   RVN, INC.
                           Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)


                                                       SIX MONTHS      SIX MONTHS
                                                         ENDED           ENDED
                                                     JUNE 30, 1998   JUNE 30, 1997
                                                     --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $ 8,012         $ 6,438
 Adjustments to reconcile net income to
  net cash provided by
  operating activities:
 Increase in royalty receivables                              (808)           (753)
 Increase in accounts payable and
  accrued liabilities                                          284             231
                                                           -------         -------
 Net cash provided by
  operating activities                                       7,488           5,916
                                                           -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividend to parent                                         (7,485)         (5,957)
                                                           -------         -------

 Net cash used by
   financing activities                                     (7,485)         (5,957)
                                                           -------         -------

Net increase (decrease) in cash                                  3             (41)
Cash, beginning of period                                       11              62
                                                           -------         -------

Cash, end of period                                        $    14         $    21
                                                           =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                            $     -         $     -
                                                           =======         =======
Taxes paid during the period, net of refunds               $ 4,033         $ 3,200
                                                           =======         =======

                      See notes to financial statements.

                                   RVN, INC.
                         Notes to Financial Statements
                            (dollars in thousands)


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements include the accounts of RVN, Inc. ("RVN" or the "Company"). RVN is a wholly owned subsidiary of NVR, Inc. ("NVR"). The statements are provided pursuant to RVN's status as a guarantor of NVR's 11% Senior Notes due 2003 (the "Senior Notes"). The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the three and six month period ended June 30, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

     The Company will also implement SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Because the Company has only one reportable operating segment pursuant to the guidance of SFAS No. 131, the implementation of SFAS No. 131 has no impact on the Company's financial statements.

3.   SHAREHOLDER'S EQUITY

     A summary of changes in shareholder's equity is presented below:

                                      ADDITIONAL
                              COMMON   PAID-IN    RETAINED
                              STOCK    CAPITAL    EARNINGS
                              ------  ----------  ---------

BALANCE, DECEMBER 31, 1997        $1         $64   $ 1,183

  Net income                       -           -     8,012
  Dividend to parent               -           -    (7,485)
                              ------  ----------   -------
BALANCE, JUNE 30, 1998            $1         $64   $ 1,710
                              ======  ==========   =======


ITEM 2.
-------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (dollars in thousands, except per share and share data)

FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-Q, as well as statements made by the Company in periodic press releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions, interest rate changes, competition, the availability and cost of land and other raw materials used by NVR, Inc. in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of the Company to integrate any acquired business, technological problems encountered with year 2000 issues, certain conditions in financial markets and other factors over which the Company has little or no control.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Under a royalty agreement entered into on October 1, 1996 with NVR
Homes, Inc. ("Homes"), NVR'S homebuilding subsidiary, RVN earns royalty fees based on a percentage of settlement revenue for allowing Homes to use the Ryan Homes and NVHomes tradenames to market homes. RVN earns 100% of its revenue from Homes. The increase in royalty revenues in the current three and six month periods as compared to the prior year three and six months periods resulted from higher revenues earned by Homes. RVN has no significant other income or general and administrative expenses.

YEAR 2000 ISSUE

     The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors. In response to the Year 2000 Issue, the Company has completed its initial review to assess the Company's exposure to Year 2000 Issues, and has developed a detailed plan to remediate areas of exposure. Implementation of the remediation plan has commenced, and the Company expects that remediation will be completed prior to January 1, 2000. Based on the Company's continuing assessment, Management does not believe that the Company's exposure to Year 2000 Issues will have a material effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     RVN provides for its working capital cash requirements using cash generated solely from operations. As shown in RVN's statement of cash flows for the period ended June 30, 1998, cash generated from operations is primarily distributed to NVR. Insofar as Homes' ability to make royalty payments is not impaired, the Company believes that internally generated cash will be sufficient to satisfy its near and long term cash requirements.


                                    PART II
                                    -------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------

            A. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

            B.   Financial Data Schedule

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION                                                    PAGE
------      -----------                                                    ----

27          Financial Data Schedule                                         10

                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 13, 1998                         RVN, Inc.



                                        By: /s/  Paul C. Saville
                                           ---------------------
                                           Paul C. Saville
                                           Vice President