Form 10-Q
period 1998-09-30
RVN INC
filed 1998-11-06
CIK 1053807

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                      Commission file number 333-44515-03

                                   RVN, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                        51-0378026
--------------------------------                --------------------------------
(State or other jurisdiction of                 (IRS employer identification
incorporation or organization)                  number)

                           1105 North Market Street
                          Wilmington, Delaware  19801
                                 (302)427-7694
--------------------------------------------------------------------------------
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               (Not Applicable)
--------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year if changed since last report)


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

As of November 4, 1998 there were 1,000 total shares of common stock outstanding.


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       No
                          ------   ------

                                   RVN, INC.
                                   FORM 10-Q
                                     INDEX
================================================================================

                                                                                       Page
                                                                                       ----
PART I   FINANCIAL INFORMATION
------
Item 1.  Balance Sheets at September 30, 1998 (unaudited)
         and December 31, 1997.........................................................  3
         Statements of Income for the
         Three Months Ended September 30, 1998 (unaudited)
         and September 30, 1997 (unaudited) and the
         Nine Months Ended September 30, 1998 (unaudited)
         and September 30, 1997 (unaudited)............................................  3
         Statements of Cash Flows for the Nine
         Months Ended September 30, 1998 (unaudited) and
         September 30, 1997 (unaudited)................................................  4
         Notes to Financial Statements.................................................  5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................................  6

PART II  OTHER INFORMATION
-------

Item 6.  Exhibits and Reports on Form 8-K..............................................  7

         Exhibit Index.................................................................  8

         Signature..................................................................... 10

                                    PART I
                                    ------
ITEM 1.
-------
                                   RVN, INC
                                Balance Sheets
                   (dollars in thousands, except share data)

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                 1998           1997
                                                            --------------  ------------
                                                             (unaudited)
     ASSETS
       Cash and cash equivalents                                   $   10         $   11
       Royalty receivable                                           2,707          1,880
                                                                   ------         ------
          Total assets                                             $2,717         $1,891
                                                                   ======         ======

     LIABILITIES AND SHAREHOLDER'S EQUITY

       Accounts payable and accrued expenses                       $  931         $  643

     Commitments and contingencies

     Shareholder's equity:
       Common stock, $1 par value; 3,000 shares
         authorized; 1,000 shares issued and outstanding                1              1
       Additional paid-in capital                                      64             64
       Retained earnings                                            1,721          1,183
                                                                   ------         ------
          Total shareholder's equity                                1,786          1,248
                                                                   ------         ------
           Total liabilities and shareholder's equity              $2,717         $1,891
                                                                   ======         ======


                                   RVN, INC.
                             Statements of Income
                            (dollars in thousands)
                                  (unaudited)


                                  Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                 ------------------------------  -----------------------------
                                      1998            1997            1998           1997
                                 --------------  --------------  --------------  -------------
 Revenues:
   Royalty revenue                     $ 7,971         $ 5,992         $20,378        $15,902
   Other income                              4               2               5              6
                                       -------         -------         -------        -------
    Total revenues                       7,975           5,994          20,383         15,908

 Expenses:
   General and administrative                6               8              17             28
                                       -------         -------         -------        -------

 Income before income tax                7,969           5,986          20,366         15,880
 Income tax expense                     (2,819)         (2,102)         (7,204)        (5,558)
                                       -------         -------         -------        -------

 Net Income                            $ 5,150         $ 3,884         $13,162        $10,322
                                       =======         =======         =======        =======


                       See notes to financial statements.

                                   RVN, INC.
                            Statements of Cash Flows
                             (dollars in thousands)
                                  (unaudited)


                                                       Nine Months      Nine Months
                                                          Ended            Ended
                                                     Sept. 30, 1998   Sept. 30, 1997
                                                     ---------------  ---------------

Cash flows from operating activities:
 Net income                                                $ 13,162          $10,322
 Adjustments to reconcile net income to
  net cash provided by
  operating activities:
 Increase in royalty receivables                               (827)            (592)
 Increase in accounts payable and
  accrued liabilities                                           288              180
                                                           --------          -------
 Net cash provided by
  operating activities                                       12,623            9,910
                                                           --------          -------

Cash flows from financing activities:
 Dividend to parent                                         (12,624)          (9,958)
                                                           --------          -------

 Net cash used by
   financing activities                                     (12,624)          (9,958)
                                                           --------          -------

Net increase (decrease) in cash                                  (1)             (48)
Cash, beginning of period                                        11               62
                                                           --------          -------

Cash, end of period                                        $     10          $    14
                                                           ========          =======

Supplemental disclosure of cash flow information:

Interest paid during the period                            $      -          $     -
                                                           ========          =======
Taxes paid during the period, net of refunds               $  6,916          $ 5,353
                                                           ========          =======

                       See notes to financial statements.

                                   RVN, INC.
                         Notes to Financial Statements
                             (dollars in thousands)


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements include the accounts of RVN, Inc. ("RVN" or the "Company"). RVN is a wholly owned subsidiary of NVR, Inc. ("NVR"). The statements are provided pursuant to RVN's status as a guarantor of NVR's 11% Senior Notes due 2003 (the "Senior Notes"). The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the three and nine month period ended September 30, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

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

3.   SHAREHOLDER'S EQUITY

     A summary of changes in shareholder's equity is presented below:

                                       Additional
                               Common   Paid-in    Retained
                               Stock    Capital    Earnings
                               ------  ----------  ---------

Balance, December 31, 1997         $1         $64  $  1,183

  Net income                        -           -    13,162
  Dividend to parent                -           -   (12,624)
                               ------  ----------  --------
Balance, September 30, 1998        $1         $64  $  1,721
                               ======  ==========  ========


ITEM 2.
-------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (dollars in thousands, except per share and share data)

FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-Q, as well as statements made by the Company in periodic press releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions (on both a national and regional level), interest rate changes, competition, the availability and cost of land and other raw materials used by NVR, Inc. in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of the Company to integrate any acquired business, technological problems encountered with year 2000 issues, certain conditions in financial markets and other factors over which the Company has little or no control.

RVN, INC.
---------

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Under a royalty agreement entered into on October 1, 1996 with NVR, Inc. ("NVR"), RVN's parent company, RVN, Inc. ("RVN") earns royalty fees based on a percentage of settlement revenue for allowing NVR to use the Ryan Homes and NVHomes tradenames to market homes. RVN earns 100% of its revenue from NVR. The increase in royalty revenues in the current three and nine month periods as compared to the prior year three and nine months periods resulted from higher revenues earned by NVR. RVN has no significant other income or general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     RVN provides for its working capital cash requirements using cash generated solely from operations. As shown in RVN's statement of cash flows for the period ended September 30, 1998, cash generated from operations is primarily distributed to NVR. Insofar as NVR's ability to make royalty payments is not impaired, RVN believes that internally generated cash will be sufficient to satisfy its near and long term cash requirements.

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

                                    PART II
                                    -------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------

            A. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

            B. Financial Data Schedule

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION                                                  PAGE
------      -----------                                                  ----

27          Financial Data Schedule                                       11

                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 9, 1998                        RVN, Inc.



                                        By:  /s/ Paul C. Saville
                                           ---------------------
                                           Paul C. Saville
                                           Vice President